Form 10-Q
period 2026-09-30
Alphatec Holdings, Inc.
filed 2026-10-29
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 22, 2026, there were 155,139,824 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$79,936	$160,806
Accounts receivable, net of allowances of $11,672 and $12,685, respectively	110,803	97,304
Inventories	206,873	169,444
Prepaid expenses and other current assets	29,553	23,322
Total current assets	427,165	450,876
Property and equipment, net	139,698	135,324
Right-of-use assets	47,723	31,225
Goodwill	73,963	75,208
Intangible assets, net	96,455	93,454
Other assets	11,741	5,121
Total assets	$796,745	$791,208
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$61,626	$40,893
Accrued expenses and other current liabilities	98,855	97,019
Contract liabilities	11,643	10,439
Short-term debt	5,303	64,526
Current portion of operating lease liabilities	3,340	6,298
Total current liabilities	180,767	219,175
Long-term debt	541,696	501,412
Operating lease liabilities, less current portion	43,607	23,856
Other long-term liabilities	9,374	10,736
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2026 and December 31, 2025; 3,319 shares issued and outstanding at September 30, 2026 and December 31, 2025	23,603	23,603
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 400,000 authorized; 155,220 shares issued and outstanding at September 30, 2026; and 150,257 shares issued and outstanding at December 31, 2025	17	15
Treasury stock, 1,808 shares, at cost at September 30, 2026 and December 31, 2025	(25,097)	(25,097)
Additional paid-in capital	1,519,493	1,466,377
Accumulated other comprehensive loss	(7,114)	(4,426)
Accumulated deficit	(1,489,601)	(1,424,443)
Total stockholders’ (deficit) equity	(2,302)	12,426
Total liabilities and stockholders’ (deficit) equity	$796,745	$791,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from products and services	$221,172	$196,503	$626,793	$551,227
Cost of sales	62,926	59,203	177,973	168,830
Gross profit	158,246	137,300	448,820	382,397
Operating expenses:
Research and development	18,004	18,679	53,738	53,987
Sales, general and administrative	132,505	124,303	403,563	369,827
Litigation-related expenses	593	6,520	1,032	20,327
Amortization of acquired intangible assets	3,899	3,731	11,731	11,187
Restructuring expenses	—	—	—	378
Total operating expenses	155,001	153,233	470,064	455,706
Operating income (loss)	3,245	(15,933)	(21,244)	(73,309)
Other expense, net:
Interest expense, net	(10,615)	(12,878)	(33,300)	(33,028)
Loss on debt extinguishment	—	—	(11,883)	(17,576)
Gain on derivative liability	—	—	—	620
Other (expense) income, net	(95)	307	(519)	1,637
Total other expense, net	(10,710)	(12,571)	(45,702)	(48,347)
Net loss before taxes	(7,465)	(28,504)	(66,946)	(121,656)
Income tax (benefit) provision	(1,994)	74	(1,788)	(27)
Net loss	$(5,471)	$(28,578)	$(65,158)	$(121,629)
Net loss per share, basic and diluted	$(0.03)	$(0.19)	$(0.42)	$(0.81)
Weighted average shares outstanding, basic and diluted	157,376	151,401	156,021	149,373

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(5,471)	$(28,578)	$(65,158)	$(121,629)
Foreign currency translation adjustments	(440)	(91)	(2,688)	9,332
Comprehensive loss	$(5,911)	$(28,669)	$(67,846)	$(112,297)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity
Balance at December 31, 2025	150,257	$15	$1,466,377	$(25,097)	$(4,426)	$(1,424,443)	$12,426
Stock-based compensation	—	—	23,659	—	—	—	23,659
Common stock issued for stock option exercises	245	—	97	—	—	—	97
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	3,292	1	(5,604)	—	—	—	(5,603)
Foreign currency translation adjustments	—	—	—	—	(2,020)	—	(2,020)
Net loss	—	—	—	—	—	(33,906)	(33,906)
Balance at March 31, 2026	153,794	$16	$1,484,529	$(25,097)	$(6,446)	$(1,458,349)	$(5,347)
Stock-based compensation	—	—	18,147	—	—	—	18,147
Common stock issued for employee stock purchase plan and stock option exercises	330	—	1,525	—	—	—	1,525
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	367	—	(385)	—	—	—	(385)
Foreign currency translation adjustments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(25,781)	(25,781)
Balance at June 30, 2026	154,491	$16	$1,503,816	$(25,097)	$(6,674)	$(1,484,130)	$(12,069)
Stock-based compensation	—	—	13,953	—	—	—	13,953
Common stock issued for stock option exercises	10	—	43	—	—	—	43
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	495	1	(455)	—	—	—	(454)
Common stock issued for asset acquisition	224	—	2,136	—	—	—	2,136
Foreign currency translation adjustments	—	—	—	—	(440)	—	(440)
Net loss	—	—	—	—	—	(5,471)	(5,471)
Balance at September 30, 2026	155,220	$17	$1,519,493	$(25,097)	$(7,114)	$(1,489,601)	$(2,302)

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity

Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)
Stock-based compensation	—	—	22,318	—	—	—	22,318
Common stock issued for stock option exercises	150	—	505	—	—	—	505
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	2,627	1	(3,417)	—	—	—	(3,416)
Purchase of capped calls	—	—	(42,485)	—	—	—	(42,485)
Foreign currency translation adjustments	—	—	—	—	3,215	—	3,215
Net loss	—	—	—	—	—	(51,907)	(51,907)
Balance at March 31, 2025	146,906	$15	$1,282,598	$(25,097)	$(10,463)	$(1,332,992)	$(85,939)
Stock-based compensation	-	—	15,624	—	—	—	15,624
Common stock issued for warrant exercises	1,139	—	52	—	—	—	52
Common stock issued for employee stock purchase plan and stock option exercises	323	—	2,326	—	—	—	2,326
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	379	—	(98)	—	—	—	(98)
Common stock issued for asset acquisition	95	—	1,000	—	—	—	1,000
Warrant modification	—	—	2,301	—	—	—	2,301
Reclassification of equity-based liability	—	—	123,441	—	—	—	123,441
Foreign currency translation adjustments	—	—	—	—	6,208	—	6,208
Net loss	—	—	—	—	—	(41,144)	(41,144)
Balance at June 30, 2025	148,842	$15	$1,427,244	$(25,097)	$(4,255)	$(1,374,136)	$23,771
Stock-based compensation	—	—	16,379	—	—	—	16,379
Common stock issued for stock option exercises	64	—	143	—	—	—	143
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	441	—	(118)	—	—	—	(118)
Foreign currency translation adjustments	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	(28,578)	(28,578)
Balance at September 30, 2025	149,347	$15	$1,443,648	$(25,097)	$(4,346)	$(1,402,714)	$11,506

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(65,158)	$(121,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,398	58,391
Stock-based compensation	55,759	54,321
Amortization of debt discount and debt issuance costs	21,519	15,626
Amortization of right-of-use assets	3,927	3,687
Write-down for excess and obsolete inventories	11,241	11,323
Loss on disposal of assets	1,905	2,295
Loss on debt extinguishment	11,883	17,576
Gain on derivative liability	—	(620)
Other	664	5,603
Changes in operating assets and liabilities:
Accounts receivable	(16,514)	(18,505)
Inventories	(49,282)	(1,509)
Prepaid expenses and other current assets	(3,638)	710
Other assets	(449)	192
Accounts payable	14,130	(16,338)
Accrued expenses	(2,475)	19,314
Lease liabilities	(3,706)	(3,571)
Contract liabilities	1,277	(620)
Other long-term liabilities	178	(1,697)
Net cash provided by operating activities	40,659	24,549
Investing activities:
Purchase of property and equipment	(45,311)	(29,491)
Note receivable	(5,000)	—
Purchase of intangible assets	(11,503)	(5,185)
Cash paid for equity investment	—	(3,000)
Other	(2,606)	—
Net cash used in investing activities	(64,420)	(37,676)
Financing activities:
Repayment of term loan	(200,000)	—
Proceeds from issuance of term loan	172,385	—
Proceeds from revolving credit facility	72,747	11,160
Repayment of convertible notes	(63,250)	—
Repayment of revolving credit facility	(18,214)	(60,592)
Payment of debt extinguishment costs	(12,070)	—
Payments related to tax withholdings for share-based compensation	(6,085)	(3,735)
Payment of debt issuance costs	(1,868)	(706)
Proceeds from issuance of convertible notes, net	—	392,850
Repurchase of convertible notes	—	(268,231)
Purchase of capped calls	—	(42,485)
Other	(632)	1,551
Net cash (used in) provided by financing activities	(56,987)	29,812
Effect of exchange rate changes on cash	(122)	216
Net change in cash and cash equivalents	(80,870)	16,901
Cash and cash equivalents at beginning of period	160,806	138,840
Cash and cash equivalents at end of period	$79,936	$155,741
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,497	$18,766
Cash paid for income taxes	$425	$348
Supplemental disclosure of noncash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$14,393	$1,036
Purchase of intangible assets in accrued expenses and other long-term liabilities	$4,780	$4,780
Financed insurance	$1,020	$1,347
Recognition of lease liabilities	$20,820	$66
Recognition of derivative liability	$—	$124,062
Common stock issued for asset acquisition	$2,136	$1,000

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

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

Excess and Obsolete Inventory

Most of the Company’s inventory is comprised of finished goods, which is primarily produced by third-party suppliers. Specialized implants, fixation products, biologics, and imaging equipment are determined by utilizing a standard cost method that includes capitalized variances, which approximates the weighted average cost. Component parts related to the imaging equipment are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

The Company records a lower of cost or net realizable value (“LCNRV”) inventory reserve for estimated excess and obsolete inventory based upon its expected use of inventory on hand. The Company’s inventory, which consists primarily of specialized implants, fixation products, and biologics, is at risk of obsolescence due to the need to maintain substantial levels of inventory. In order to market its products effectively and meet the demands of intraoperative product placement, the Company maintains and provides surgeons and hospitals with a variety of inventory products and sizes. For each surgery, fewer than all components will be consumed. The need to maintain and provide a wide variety of inventory causes inventory to be held that is not likely to be used.

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

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,410	—	—	$9,410
Total cash equivalents	$9,410	$—	$—	$9,410

	December 31, 2025
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,625	—	—	$23,625
Total cash equivalents	$23,625	$—	$—	$23,625

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2030 (the "2030 Notes") was approximately $407.3 million at September 30, 2026 and approximately $618.0 million at December 31, 2025.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$16,831	$11,958
Finished goods	190,042	157,486
Inventories	$206,873	$169,444

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2026	December 31, 2025
Surgical instruments	4	$339,319	$311,517
Machinery and equipment	7	13,310	13,123
Computer equipment	3	33,109	32,434
Office furniture and equipment	5	6,409	6,548
Leasehold improvements	various	4,500	4,402
Construction in progress	n/a	1,846	646
		398,493	368,670
Less: accumulated depreciation and amortization		(258,795)	(233,346)
Property and equipment, net		$139,698	$135,324

Total depreciation and amortization expense was $15.8 million and $45.6 million for the three and nine months ended September 30, 2026, respectively. Total depreciation and amortization expense was $14.9 million and $45.7 million for the three and nine months ended September 30, 2025, respectively. Construction in progress is not depreciated until placed in service. Property and equipment, net includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation and amortization expense.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended September 30, 2026, includes the following (in thousands):

December 31, 2025	$75,208
Foreign currency fluctuation	(1,245)
September 30, 2026	$73,963

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
September 30, 2026:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$108,380	$(63,814)	$44,566
Internally developed software	6	20,126	(6,280)	13,846
Trademarks and trade names	5	5,741	(3,088)	2,653
Customer relationships	2	14,745	(12,719)	2,026
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		151,405	(88,314)	63,091

Software in development	n/a	9,446	—	9,446
In-process research and development	n/a	23,918	—	23,918
Total intangible assets		$184,769	$(88,314)	$96,455

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$109,336	$(54,264)	$55,071
Internally developed software	6	16,402	(4,429)	11,973
Trademarks and trade names	5	5,938	(2,757)	3,181
Customer relationships	2	15,057	(11,973)	3,084
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		149,146	(75,836)	73,309

Software in development	n/a	7,675	—	7,675
In-process research and development	n/a	12,470	—	12,470
Total intangible assets		$169,291	$(75,836)	$93,454

Total amortization expense attributed to intangible assets was $4.7 million and $13.8 million for the three and nine months ended September 30, 2026, respectively. Total amortization expense attributed to intangible assets was $4.3 million and $12.7 million for the three and nine months ended September 30, 2025, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

In July 2026, the Company completed an asset acquisition of in-process research and development assets with alternative future use for fixed consideration of approximately $8.8 million, with additional contingent consideration of up to $14.5 million payable upon the achievement of certain future milestones.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2026	$4,359
2027	17,190
2028	13,476
2029	13,091
2030	9,124
Thereafter	5,851
$63,091

6. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract assets	$10,111	$8,585

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities	$12,969	$12,620
Less: Non-current portion of contract liabilities	1,326	2,181
Current portion of contract liabilities	$11,643	$10,439

The Company recognized $0.8 million and $8.2 million of revenue from the opening contract liabilities balance for the three and nine months ended September 30, 2026, respectively.

7. Debt

JP Morgan Credit Agreement

In May 2026, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto. The Credit Agreement provides for (i) a $175.0 million term loan facility (the “JPM Term Loan”) and (ii) a $125.0 million revolving credit facility (the “JPM Revolving Credit Facility” and, together with the JPM Term Loan, the “JPM Credit Facilities”). The JPM Credit Facilities mature on May 1, 2031, subject to a springing maturity if, as of December 14, 2029, the Company fails to maintain specified liquidity thresholds in relation to the Company’s outstanding 2030 Notes. The Credit Agreement also provides for an incremental accordion feature that permits the Company to incur additional term loans or increase revolving commitments in an aggregate amount up to the greater of $150.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement), subject to customary conditions. On May 1, 2026 (the "Closing Date"), the Company borrowed the full $175.0 million of the JPM Term Loan and $40.0 million under the JPM Revolving Credit Facility. Proceeds were used, together with cash on hand, to repay in full all outstanding obligations under the Company’s prior revolving credit facility with MidCap Financial Trust ("MidCap Revolving Credit Facility") and term loan with Braidwell Transaction Holdings, LLC (the "Braidwell Term Loan"), which were concurrently terminated.

Borrowings under the JPM Credit Facilities bear interest at a rate equal to, at the Company’s election, the Term SOFR Rate or the Alternate Base Rate (each as defined in the Credit Agreement), plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The applicable margin ranges from 1.00% to 2.50% for Alternate Base Rate loans and 2.00% to 3.50% for Term SOFR loans. The JPM Revolving Credit Facility also carries an unused commitment fee ranging from 0.20% to 0.35% per annum based on the Company's Senior Secured Net Leverage Ratio. As of September 30, 2026, the outstanding balance under the JPM Term Loan was $173.9 million and the outstanding balance under the JPM Revolving Credit Facility was $70 million. The JPM Credit Facilities are classified as long-term debt on the condensed consolidated balance sheets as of September 30, 2026.

The applicable and effective interest rates for the JPM Revolving Credit Facility and JPM Term Loan as of September 30, 2026 were 6.4% and 6.8%, respectively. During the three and nine months ended September 30, 2026, the Company recognized interest expense on the JPM Credit Facilities of $4.1 million and $6.5 million, respectively, which includes $0.1 million for the amortization of debt issuance costs in each period and $0.2 million and $0.3 million for the amortization of debt discount, during the three and nine months ended September 30, 2026, respectively. Upon the JPM Credit Facilities' maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the JPM Credit Facilities will be due and payable.

The JPM Term Loan requires quarterly amortization payments equal to 0.625% of the original principal amount advanced on the Closing Date for the first eight full fiscal quarters following the Closing Date, 1.25% per quarter for the ninth through sixteenth full fiscal quarters, and 2.50% per quarter thereafter, with the remaining outstanding principal balance due at maturity.

In conjunction with obtaining the JPM Credit Facilities, the Company incurred $1.4 million in debt issuance costs. Costs attributable to the JPM Term Loan were recorded as a direct reduction of the carrying value of the debt on the condensed consolidated balance sheets and are being amortized over the life of the Credit Agreement using the effective interest method. Costs attributable to the JPM Revolving Credit Facility were capitalized to other assets on the condensed consolidated balance sheets and are also being amortized over the life of the Credit Agreement. As of September 30, 2026, debt issuance costs, net of accumulated amortization, associated with the JPM Credit Facilities were $1.3 million.

In conjunction with the issuance of the JPM Credit Facilities, the Company incurred $3.1 million in commitment fees. Commitment fees attributable to the JPM Term Loan were recorded as a direct reduction of the carrying value of the debt on the condensed consolidated balance sheets and are being amortized over the life of the Credit Agreement using the effective interest method. Commitment fees attributable to the JPM Revolving Credit Facility were capitalized to other assets on the condensed consolidated balance sheets and are also being amortized over the life of the Credit Agreement. As of September 30, 2026, debt discount, net of accumulated amortization, associated with the JPM Credit Facilities was $2.8 million.

The JPM Credit Facilities are secured by substantially all of the assets of the Company, subject to customary exclusions. The Credit Agreement contains representations, warranties, and affirmative and negative covenants customary for financings of this type. The Credit Agreement requires the Company to maintain (i) a Senior Secured Net Leverage Ratio not exceeding 3.00 to 1.00 (subject to a step-up to 3.50 to 1.00 following the completion of certain permitted acquisitions) and (ii) a Fixed Charge Coverage Ratio of at least 2.00 to 1.00, each tested quarterly commencing with the fiscal quarter ending September 30, 2026. Under the Credit Agreement, obligations may be accelerated upon the occurrence of certain customary events of default, including nonpayment of principal or interest, breach of covenants or representations, cross-default to other material indebtedness, bankruptcy or insolvency, and a change of control of the Company. The Company is in compliance with all required financial covenants as of September 30, 2026.

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

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or the calling of the 2030 Notes for redemption. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, none of the conditions permitting the holders of the 2030 Notes to convert have been met. The 2030 Notes are classified as long-term debt on the condensed consolidated balance sheets as of September 30, 2026.

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

At the time of issuance, the Company determined that the 2030 Notes had an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2030 Notes. The Company initially recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. In June 2025, conditions necessary for separate accounting of the conversion option as a derivative liability were not met. Accordingly, the conversion option derivative liability was remeasured as of the date of the change and subsequently reclassified to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ (deficit) equity. The annual effective interest rate for the 2030 Notes is 9.1%. The Company recognized interest expense on the 2030 Notes of $7.0 million and $20.4 million during the three and nine months ended September 30, 2026, respectively, which includes $6.2 million and $18.0 million for the amortization of debt discount costs, respectively. The Company recognized interest expense on the 2030 Notes of $6.5 million and $14.4 million during the three and nine months ended September 30, 2025, respectively, which includes $5.7 million and $12.7 million for the amortization of debt discount costs, respectively. The Company uses the if-converted method for assumed conversion of the 2030 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Principal	$405,000	$405,000
Unamortized debt discount and debt issuance costs	(100,429)	(118,438)
Net carrying value	$304,571	$286,562

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

The 2030 Capped Call Transactions meet all of the applicable criteria for equity classification, and as a result, the related $42.5 million cost was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated statements of stockholders’ (deficit) equity.

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC. The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility.

On May 1, 2026, the Company repaid all obligations under its existing Braidwell Term Loan facility, including $200.0 million of principal, $6.5 million of exit fees and $1.6 million of accrued interest. As a result of the early termination of the Braidwell Term Loan, the Company recorded a $9.9 million loss on debt extinguishment, consisting of $5.9 million related to the write-off of unamortized debt issuance costs and exit fees and $4.0 million of prepayment fees. The loss is included in loss on debt extinguishment on the condensed consolidated statements of operations for the nine months ended September 30, 2026.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility with entities affiliated with MidCap Financial Trust. The MidCap Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity.

On May 1, 2026, the Company repaid all obligations under its existing MidCap Revolving Credit Facility, including $12.5 million of principal and $0.1 million of accrued interest. As a result of the early termination of the MidCap Revolving Credit Facility, the Company recorded a $2.0 million loss on debt extinguishment, consisting of $0.4 million related to the write-off of unamortized debt issuance costs and $1.6 million of prepayment fees. The loss is included in loss on debt extinguishment on the condensed consolidated statements of operations for the nine months ended September 30, 2026.

0.75% Convertible Senior Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured 2026 Notes with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes was payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses. The 2026 Notes did not contain any financial covenants.

The 2026 Notes were convertible into shares of the Company’s common stock based upon an initial conversion rate of 54.5316 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $18.34 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2026 Notes, when a conversion notice was received, the Company had the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof.

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

The 2026 Notes were redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2026 Notes for redemption would have constituted a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note would have increased in certain circumstances if such note was converted after it was called for redemption. In March 2025, the Company repurchased 80% of the 2026 Notes for $268.4 million. The Company determined that the redemption of the 2026 Notes should be accounted for as a partial extinguishment of the 2026 Notes. As a result of the partial extinguishment, the Company wrote off $2.3 million of the unamortized debt issuance costs and debt discount. The Company recorded a loss on debt extinguishment of $17.6 million during the nine months ended September 30, 2025.

On July 30, 2026, the Company repaid the $63.3 million aggregate principal amount outstanding under the 2026 Notes in cash. As a result, no amounts remain outstanding under the 2026 Notes, and the Company has no further obligations under the 2026 Notes. The annual effective interest rate for the 2026 Notes was 1.4%. The Company recognized interest expense on the 2026 Notes of $0.1 million and $0.5 million during the three and nine months ended September 30, 2026, respectively, which includes an immaterial amount and $0.2 million for the amortization of debt issuance costs, respectively. The Company recognized interest expense on the 2026 Notes of $0.2 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, which includes $0.1 million and $0.7 million for the amortization of debt issuance costs, respectively.

2026 Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions were expected generally to reduce the potential dilution and/or offset the cash payments the Company was required to make in excess of the principal amount of the 2026 Notes upon conversion of the 2026 Notes in the event that the market price per share of the Company’s common stock was greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions had an initial cap price of $27.68 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on August 5, 2021, and were subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions covered, initially, the number of shares of the Company’s common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes. The cost of the Capped Call Transactions was approximately $39.9 million. Following the repayment of the 2026 Notes, the Capped Call Transactions associated with the 2026 Notes have expired.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of September 30, 2026 (in thousands):

Remainder of 2026	$1,442
2027	3,861
2028	5,469
2029	8,750
2030	415,938
Thereafter	214,375
Total	649,835
Less: unamortized debt discount and debt issuance costs	(102,836)
Total	546,999
Less: Short-term debt	(5,303)
Long-term debt	$541,696

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

On September 18, 2026, the Company entered into an amendment to the lease for its corporate headquarters in Carlsbad, California. The amendment extends the lease term from January 31, 2031 to July 31, 2039. The Company accounted for the amendment as a lease modification and remeasured the lease liability and related right-of-use asset as of the modification date.

Also on September 18, 2026, the Company entered into a lease for approximately 21,000 square feet of office, research and development, and warehouse space in Carlsbad, California, expiring July 31, 2039. As of September 30, 2026, the lease had not yet commenced. It will commence upon substantial completion of tenant improvements under the lease, no later than May 2027.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 13 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and nine months ended September 30, 2026 were immaterial. The Company had an immaterial amount of financing leases as of September 30, 2026, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of September 30, 2026 (in thousands):

Remainder of 2026	$1,469
2027	6,038
2028	6,249
2029	6,210
2030	6,323
Thereafter	41,182
Total undiscounted lease payments	67,471
Less: imputed interest	(20,524)
Operating lease liabilities	46,947
Less: current portion of operating lease liabilities	(3,340)
Operating lease liabilities, less current portion	$43,607

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	11.1	5.5
Weighted-average discount rate	7.1%	7.0%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rent expense	$1,963	$1,920	$5,807	$5,646
Cash paid for amounts included in measurement of lease liabilities	$1,725	$1,838	$5,453	$5,501

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

9. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales	$643	$414	$2,172	$4,010
Research and development	2,842	3,307	10,448	11,110
Sales, general and administrative	10,468	12,658	43,139	39,201
Total	$13,953	$16,379	$55,759	$54,321

As of September 30, 2026, there was $77.8 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued 530,925 and 5,268,287 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2026, respectively. The Company issued 450,116 and 4,365,296 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2025, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended September 30, 2026 and 2025, no shares were issued under the ESPP. During the nine months ended September 30, 2026 and 2025, approximately 222,100 shares and 319,000 shares, respectively, were issued under the ESPP.

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

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash or cashless exercise. No Squadron Medical Warrants have been exercised as of September 30, 2026.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a nine-year term and are exercisable by cash or cashless exercise. In August 2026, the term of the Executive Warrants was extended to 13 years, resulting in a revised expiration date of December 2030. No Executive Warrants have been exercised as of September 30, 2026.

A summary of all outstanding warrants for common stock as of September 30, 2026, is as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2030
Other(1)	90	$12.15	Various through December 2030
Total	8,177
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2026	2025	2026	2025	2026	2025
United States	$206,257	$184,376	$587,783	$518,514	$138,690	$134,007
International	14,915	12,127	39,010	32,713	1,008	1,317
Total	$221,172	$196,503	$626,793	$551,227	$139,698	$135,324

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,471)	$(28,578)	$(65,158)	$(121,629)
Denominator:
Weighted average common shares outstanding	157,376	151,401	156,021	149,373
Net loss per share, basic and diluted:	$(0.03)	$(0.19)	$(0.42)	$(0.81)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2026	2025
Options to purchase common stock and employee stock purchase plan	1,636	2,051
Unvested restricted stock unit awards	10,457	9,798
Warrants to purchase common stock	8,177	8,177
2026 Notes	—	3,449
2030 Notes	34,527	34,527
Total	54,797	58,002

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

The Company’s effective tax rate from operations was 26.71% and 2.67% for the three and nine months ended September 30, 2026, respectively. The Company's effective tax rate from operations was (0.26%) and 0.02% for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and nine months ended September 30, 2026, the Company purchased inventory in the amounts of $6.7 million and $18.1 million, respectively, from the Squadron Supplier Affiliate. For the three and nine months ended September 30, 2025, the Company purchased inventory in the amounts of $3.1 million and $8.2 million, respectively, from the Squadron Supplier Affiliate. As of September 30, 2026, and December 31, 2025, the Company had $7.3 million and $2.6 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, intangible assets, stock-based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2026, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Revenue from products and services	$221,172	$196,503	$24,669	13%	$626,793	$551,227	$75,566	14%

Revenue from products and services increased $24.7 million, or 13%, and $75.6 million, or 14%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Cost of sales	$62,926	$59,203	$3,723	6%	$177,973	$168,830	$9,143	5%

Cost of sales increased $3.7 million, or 6%, and $9.1 million, or 5% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to an increase in product volume.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$18,004	$18,679	$(675)	(4)%	$53,738	$53,987	$(249)	—
Sales, general and administrative	132,505	124,303	8,202	7%	403,563	369,827	33,736	9%
Litigation-related expenses	593	6,520	(5,927)	(91)%	1,032	20,327	(19,295)	(95)%
Amortization of acquired intangible assets	3,899	3,731	168	5%	11,731	11,187	544	5%
Restructuring expenses	—	—	—	—	—	378	(378)	(100)%
Total operating expenses	$155,001	$153,233	$1,768	1%	$470,064	$455,706	$14,358	3%

Research and development expenses. Research and development expenses decreased $0.7 million, or 4%, for the three months ended September 30, 2026, compared to the same period in 2025. The decrease during the three months ended September 30, 2026 was primarily due to a decrease in stock-based compensation.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $8.2 million, or 7%, and $33.7 million, or 9%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel.

Litigation-related expenses. Litigation-related expenses decreased $5.9 million, or 91%, and $19.3 million, or 95%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease was primarily related to a litigation settlement during the nine months ended September 30, 2025.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Restructuring expenses. Restructuring expenses decreased $0.4 million, or 100%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in restructuring expenses is primarily due to personnel related expenses in the prior period that did not recur.

Total interest expense and other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Other expense, net:
Interest expense, net	$(10,615)	$(12,878)	$2,263	(18)%	$(33,300)	$(33,028)	$(272)	1%
Loss on debt extinguishment	—	—	—	—	(11,883)	(17,576)	$5,693	(32)%
Gain on derivative liability	—	—	—	—	—	620	$(620)	(100)%
Other (expense) income, net	(95)	307	(402)	(131)%	(519)	1,637	(2,156)	(132)%
Total other expense, net	$(10,710)	$(12,571)	$1,861	(15)%	$(45,702)	$(48,347)	$2,645	(5)%

Interest expense, net, decreased $2.3 million, or 18%, and increased $0.3 million, or 1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in interest expense, net, for the three months ended September 30, 2026, was primarily due to a decrease in cash interest expense. The increase in interest expense, net, for the nine months ended September 30, 2026 was primarily due to the amortization of debt discount associated with the 2030 Notes. Net cash interest was $4.1 million and $13.5 million for the three and nine months ended September 30, 2026, respectively. Net non-cash interest was $6.5 million and $19.8 million for the three and nine months ended September 30, 2026, respectively.

Loss on debt extinguishment decreased $5.7 million, or 32%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes in March 2025 compared to the extinguishment of the Braidwell Term Loan and MidCap Revolving Credit Facility during the nine months ended September 30, 2026.

Gain on derivative liability decreased $0.6 million, or 100%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to June 30, 2025. As of June 12, 2025, the conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met.

Other (expense) income, net, increased $0.4 million, or 131%, and $2.2 million, or 132%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in other (expense) income, net, during the nine months ended September 30, 2026, was primarily due to fluctuations in foreign currency rates.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Income tax (benefit) provision	$(1,994)	$74	$(2,068)	(2,795)%	$(1,788)	$(27)	$(1,761)	6,522%

The change in the income tax (benefit) provision for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily related to a partial valuation allowance release as a result of the aforementioned asset acquisition and the recognition of income taxes in several jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our JPM Revolving Credit Facility and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansion of our business.

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

Cash and cash equivalents were $79.9 million and $160.8 million at September 30, 2026, and December 31, 2025, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, debt service, and other strategic business requirements.

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$40,659	$24,549
Investing activities	(64,420)	(37,676)
Financing activities	(56,987)	29,812
Effect of exchange rate changes on cash	(122)	216
Net change in cash and cash equivalents	$(80,870)	$16,901

Operating Activities

Operating activities provided net cash of $40.7 million for the nine months ended September 30, 2026, which is primarily related to cash collections offset by costs associated with the continued expansion of our business and inventory purchases.

Investing Activities

We used cash of $64.4 million in investing activities for the nine months ended September 30, 2026, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products, the acquisition of intangible assets and a $5.0 million note receivable.

Financing Activities

We used cash of $57.0 million in financing activities for the nine months ended September 30, 2026, primarily due to the repayment of our 2026 Notes and previously existing credit facilities, partially offset by proceeds from the new term loan and revolving credit facilities.

Debt and Commitments

As of September 30, 2026, we had $173.9 million outstanding under the JPM Term Loan. The outstanding loans under the JPM Term Loan bear interest at the sum of Term SOFR plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio. The JPM Term Loan matures on May 1, 2031.

As of September 30, 2026, we had $70.0 million outstanding under the JPM Revolving Credit Facility. The outstanding loans under the JPM Revolving Credit Facility bear interest at the sum of Term SOFR plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio. The JPM Revolving Credit Facility matures on May 1, 2031.

As of September 30, 2026, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

Contractual obligations and commercial commitments

Except as described in Notes 7 and 8 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of September 30, 2026, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•
our estimates regarding anticipated operating income or losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2026. Based on such evaluation, our management has concluded that as of September 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we issued unregistered shares of common stock as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (4)
July 1, 2026	2,745(1)	$8.86
July 1, 2026	5,489(2)	$8.86
July 31, 2026	224,322(3)	$9.52
August 6, 2026	3,334(2)	$9.21
September 21, 2026	58,334(2)	$10.17
September 30, 2026	1,000(1)	$10.32

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

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K item 408(c)) were entered into or terminated by our directors or officers during such period:

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
David Sponsel	Executive Vice President, Sales	Adopt	8/19/2026	159,879	11/15/2027

Item 6. Exhibits

Exhibit	Number Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: October 29, 2026